Form 10-K
period 2006-12-31
AMERICREDIT FINANCIAL SERVICES INC; AFS SenSub Corp.; AmeriCredit Automobile Receivables Trust 2006-B-G
filed 2007-04-02
CIK 1002761, 1347185, 1375545

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number of the issuing entity: 333-130439-04

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2006-B-G

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-130439

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	20-5503187
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

AmeriCredit Financial Services, Inc. (as originator)
801 Cherry Street, Suite 3900 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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

(a)(1) Not Applicable

(a)(2) Not Applicable

(a)(3) As reported under clause (b)

(b)

Exhibit Number	Description
Exhibit 4.1	Indenture, dated as of September 18, 2006, between AmeriCredit Automobile Receivables Trust 2006-B-G and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of September 18, 2006, between AFS Sensub Corp. and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 4.3	Sale and Servicing Agreement, dated as of September 18, 2006, among AmeriCredit Automobile Receivables Trust 2006-B-G, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.1	Purchase Agreement, dated as of September 18, 2006, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.2	Indemnification Agreement, dated as of September 14, 2006, among Financial Guaranty Insurance Company and Deutsche Bank Securities Inc. - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.3	Insurance Agreement, dated as of September 18, 2006, among Financial Guaranty Insurance Company, AmeriCredit Automobile Receivables Trust 2006-B-G, AFS Sensub Corp., AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trustee - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.4	Premium Letter, dated September 18, 2006, among Financial Guaranty Insurance Company, AmeriCredit Automobile Receivables Trust 2006-B-G, AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trust Collateral Agent. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.5	Spread Account Agreement, dated as of September 18, 2006, among Financial Guaranty Insurance Company, AmeriCredit Automobile Receivables Trust 2006-B-G, and Wells Fargo Bank, National Association, as Trustee and Collateral Agent. - (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of September 26, 2006, and delivered by Financial Guaranty Insurance Company - (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.7	Second Amended and Restated Servicing Agreement, dated as of January 1, 2006, between AmeriCredit Financial Services, Inc. and AmeriCredit Financial Services of Canada Ltd. - (incorporated by reference from Exhibit 4.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-1 (File No. 333-121120-06) with the SEC on March 8, 2006).

Exhibit 10.8	Custodian Agreement, dated as of September 18, 2006, among AmeriCredit Financial Services, Inc., as Custodian, Financial Guaranty Insurance Company, and Wells Fargo Bank, National Association. - (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.9	Tri-Party Remittance Processing Agreement, dated as of September 18, 2006, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and JPMorgan Chase Bank, N.A., as Processor. - (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2006.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Financial Guaranty Insurance Company and its subsidiaries as of December 31, 2006.

(c.)	Not Applicable.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(b) OF REGULATION AB. (SIGNIFICANT OBLIGORS OF POOL ASSETS)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2) OF REGULATION AB. (CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERTIVATIVES INSTRUMENTS (FINANCIAL INFORMATION))

The audited consolidated financial statements of Financial Guaranty Insurance Company and its subsidiaries (“FGIC”) as of December 31, 2006 are attached hereto as Exhibit 99.1.

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

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services, Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates (as the primary servicer contemplated by Item 1108(a)(3)) on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2006-B-G, a Delaware statutory trust.

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

Other parties:

(1)	Servicer contemplated by Item 1108(a)(3).—There are no other servicers affiliated with the Sponsor, Depositor, or Issuing Entity.

(2)	Trustee – Wells Fargo Bank, National Association, serves as the Trustee and is not affiliated with the Sponsor, Depositor, or Issuing Entity.

(3)	Originator – There is no other originator affiliated with the Sponsor, Depositor, or Issuing Entity.

(4)	Significant Obligors – There are no significant obligors affiliated with the Sponsor, Depositor, or Issuing Entity.

(5)	Enhancement or Support Provider – FGIC is an enhancement provider but is not affiliated with the Sponsor, Depositor, or Issuing Entity.

(6)	Any other material parties – There are no other material parties related to the asset-backed securities.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2006-B-G has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2006-B-G

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2006-B-G

Exhibit Number	Description
Exhibit 4.1	Indenture, dated as of September 18, 2006, between AmeriCredit Automobile Receivables Trust 2006-B-G and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of September 18, 2006, between AFS Sensub Corp. and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 4.3	Sale and Servicing Agreement, dated as of September 18, 2006, among AmeriCredit Automobile Receivables Trust 2006-B-G, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp. and Wells Fargo

Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.1	Purchase Agreement, dated as of September 18, 2006, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.2	Indemnification Agreement, dated as of September 14, 2006, among Financial Guaranty Insurance Company and Deutcsche Bank Securities Inc. - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.3	Insurance Agreement, dated as of September 18, 2006, among Financial Guaranty Insurance Company, AmeriCredit Automobile Receivables Trust 2006-B-G, AFS Sensub Corp., AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trustee - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.4	Premium Letter, dated September 18, 2006, among Financial Guaranty Insurance Company, AmeriCredit Automobile Receivables Trust 2006-B-G, AmeriCredit Financial Services, Inc., and Wells Fargo Bank, National Association, as Trust Collateral Agent. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.5	Spread Account Agreement, dated as of September 18, 2006, among Financial Guaranty Insurance Company, AmeriCredit Automobile Receivables Trust 2006-B-G, and Wells Fargo Bank, National Association, as Trustee and Collateral Agent. - (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of September 26, 2006, and delivered by Financial Guaranty Insurance Company - (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.7	Second Amended and Restated Servicing Agreement, dated as of January 1, 2006, between AmeriCredit Financial Services, Inc. and AmeriCredit Financial Services of Canada Ltd. - (incorporated by reference from

Exhibit 4.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-1 (File No. 333-121120-06) with the SEC on March 8, 2006).

Exhibit 10.8	Custodian Agreement, dated as of September 18, 2006, among AmeriCredit Financial Services, Inc., as Custodian, Financial Guaranty Insurance Company, and Wells Fargo Bank, National Association. - (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 10.9	Tri-Party Remittance Processing Agreement, dated as of September 18, 2006, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and JPMorgan Chase Bank, N.A., as Processor. - (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2006-B-G (File No. 333-130439-04) with the SEC on October 2, 2006).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2006.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Financial Guaranty Insurance Company and its subsidiaries as of December 31, 2006.