Form 10-K
period 2008-12-31
AMERICREDIT FINANCIAL SERVICES INC; AmeriCredit Automobile Receivables Trust 2008-A-F; AFS SenSub Corp.
filed 2009-03-26
CIK 1002761, 1435536, 1347185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number of the issuing entity: 333-146701-01

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2008-A-F

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-146701

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	26-6177449
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

AmeriCredit Financial Services, Inc. (as originator) 801 Cherry Street, Suite 3900 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

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

Yes  ☒    No  ☐

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “ large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS

ITEM 1A.	RISK FACTORS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Not Applicable

(a)(2)	Not Applicable

(a)(3)	As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of May 21, 2008, between AmeriCredit Automobile Receivables Trust 2008-A-F and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of May 21, 2008, between AFS Sensub Corp. and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 4.3	Sale and Servicing Agreement, dated as of May 21, 2008, among AmeriCredit Automobile Receivables Trust 2008-A-F, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.1	Purchase Agreement, dated as of May 21, 2008, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.2	Indemnification Agreement, dated as of May 20, 2008, among Financial Security Assurance Inc., AFS Sensub Corp. and Deutsche Bank Securities, Inc. - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of May 21, 2008, among Financial Security Assurance Inc., AmeriCredit Automobile Receivables Trust 2008-A-F, AFS Sensub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp. - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.4	Premium Letter, dated May 21, 2008, among AFS Sensub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.5	Spread Account Agreement, dated as of May 21, 2008, among Financial Security Assurance Inc., AmeriCredit Automobile Receivables Trust 2008-A-F, and Wells Fargo Bank, National Association - (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of May 29, 2008, and delivered by Financial Security Assurance Inc. - (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.8	Custodian Agreement, dated as of May 21, 2008, among AmeriCredit Financial Services, Inc., as Custodian, Financial Security Assurance Inc., and Wells Fargo Bank, National Association, as Trust Collateral Agent - (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.9	Tri-Party Remittance Processing Agreement, dated as of May 21, 2008, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and JPMorgan Chase Bank, N.A., as Processor. - (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.10	ISDA Master Agreement, dated as of May 29, 2008, among Credit Suisse International and AmeriCredit Automobile Receivables Trust 2008-A-F - (incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2008.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Financial Security Assurance Inc. and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings LTD (File No.001-12644) with the SEC on March 19, 2009).

(c.)	Not Applicable.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM

10-K:

ITEM 1112(b)	OF REGULATION AB. (SIGNIFICANT OBLIGORS OF POOL ASSETS)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2)	OF REGULATION AB. (CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERTIVATIVES INSTRUMENTS (FINANCIAL INFORMATION))

The audited consolidated financial statements of Financial Security Assurance Inc. and its subsidiaries (“FSA”) are incorporated herein by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings LTD (File No.001-12644) with the SEC on March 19, 2009. You should be aware that any such financial statements may be modified or superseded by a document filed with the SEC at a later date. You should not assume that information concerning FSA is accurate as of any date other than the date that such Form 10-K was filed with the SEC.

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

AmeriCredit Financial Services, Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates (as the primary servicer contemplated by Item 1108(a)(3)) on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2008-A-F, a Delaware statutory trust.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2008-A-F has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2008-A-F

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2008-A-F

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of May 21, 2008, between AmeriCredit Automobile Receivables Trust 2008-A-F and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of May 21, 2008, between AFS Sensub Corp. and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 4.3	Sale and Servicing Agreement, dated as of May 21, 2008, among AmeriCredit Automobile Receivables Trust 2008-A-F, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.1	Purchase Agreement, dated as of May 21, 2008, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.2	Indemnification Agreement, dated as of May 20, 2008, among Financial Security Assurance Inc., AFS Sensub Corp. and Deutsche Bank Securities, Inc. - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of May 21, 2008, among Financial Security Assurance Inc., AmeriCredit Automobile Receivables Trust 2008-A-F, AFS Sensub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp. - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.4	Premium Letter, dated May 21, 2008 among AFS Sensub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.5	Spread Account Agreement, dated as of May 21, 2008, among Financial Security Assurance Inc., AmeriCredit Automobile Receivables Trust 2008-A-F, and Wells Fargo Bank, National Association - (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of May 29, 2008, and delivered by Financial Security Assurance Inc. - (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.8	Custodian Agreement, dated as of May 21, 2008, among AmeriCredit Financial Services, Inc., as Custodian, Financial Security Assurance Inc., and Wells Fargo Bank, National Association, as Trust Collateral Agent - (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.9	Tri-Party Remittance Processing Agreement, dated as of May 21, 2008, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and JPMorgan Chase Bank, N.A., as Processor. - (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 10.10	ISDA Master Agreement, dated as of May 29, 2008, among Credit Suisse International and AmeriCredit Automobile Receivables Trust 2008-A-F - (incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2008-A-F (File No. 333-146701-01) with the SEC on June 3, 2008).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2008.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Financial Security Assurance Inc. and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings LTD (File No.001-12644) with the SEC on March 19, 2009).