Form 10-K
period 2010-12-31
AMERICREDIT FINANCIAL SERVICES INC; AFS SenSub Corp.; AmeriCredit Automobile Receivables Trust 2010-A
filed 2011-03-28
CIK 1002761, 1347185, 1488112

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                          to                                 .

Commission file number of the issuing entity: 333-146701-06

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-A

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-146701

AFS SENSUB CORP.

(Exact name of depositor as specified in its charter)

Commission File Number of sponsor: 001-13329

AMERICREDIT FINANCIAL SERVICES, INC.

(Exact name of sponsor as specified in its charter)

Delaware	27-6496109
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

AmeriCredit Financial Services, Inc. (as originator) 801 Cherry Street, Suite 3500
Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 302-7000

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934: None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [ ]	No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [ ]	No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]	No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “ large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes [  ]         No [X]

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

None.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	REMOVED AND RESERVED

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

ITEM 15       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)   Not Applicable

(a)(2)   Not Applicable

(a)(3)   As reported under clause (b)

(b)

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of March 25, 2010, between AmeriCredit Automobile Receivables Trust 2010-A and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of March 25, 2010, between AFS Sensub Corp. and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of March 25, 2010, among AmeriCredit Automobile Receivables Trust 2010-A, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.1	Purchase Agreement, dated as of March 25, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.2	Indemnification Agreement, dated as of March 26, 2010, among Assured Guaranty Corp., AFS Sensub Corp. and Credit Suisse Securities (USA) LLC and DB Securities, Inc - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, AFS Sensub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp. - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.4	Premium Letter, dated March 31, 2010, among AFS Sensub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.5	Spread Account Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, and Wells Fargo Bank, National Association - (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of March 31, 2010, and delivered by Assured Guaranty Corp. - (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.8	Custodian Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., as Custodian, Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Trust Collateral Agent - (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.9	Lockbox Account Agreement, dated as of March 25, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial

Services, Inc., Wells Fargo Bank, National Association, as Trustee. - (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.10	Lockbox Processing Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor. - (incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2010.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Assured Guaranty LTD (File No.001-32141) with the SEC on March 01, 2011).

(c.)	Not Applicable.

SUBSTITUTE INFORMATION INCLUDED IN ACCORDANCE WITH GENERAL INSTRUCTION J TO FORM 10-K:

ITEM 1112(b) OF REGULATION AB. (SIGNIFICANT OBLIGORS OF POOL ASSETS)

There is no single obligor that represents more than 10% of the pool assets.

ITEM 1114(b)(2) OF REGULATION AB. (CREDIT ENHANCEMENT AND OTHER SUPPORT, EXCEPT FOR CERTAIN DERTIVATIVES INSTRUMENTS (FINANCIAL INFORMATION))

The audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (“AGC”) are incorporated herein by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Financial Security Assurance Holdings LTD (File No. 001-32141)

with the SEC on March 01, 2011. You should be aware that any such financial statements may be modified or superseded by a document filed with the SEC at a later date. You should not assume that information concerning AGC is accurate as of any date other than the date that such Form 10-K was filed with the SEC.

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

ITEM 1119 OF REGULATION AB. (AFFILIATIONS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS)

AmeriCredit Financial Services, Inc., the Sponsor and the servicer, is a Delaware corporation and is the originator of 100% of the automobile loan contracts. The Sponsor purchases automobile loan contracts that are originated and assigned to it by automobile dealers and, to a lesser extent, third-party lenders and also originates automobile loan contracts directly with consumers, either directly or through a wholly owned subsidiary. The Sponsor services all automobile loan contracts that it purchases or originates (as the primary servicer contemplated by Item 1108(a)(3)) on behalf of the Issuing Entity, AmeriCredit Automobile Receivables Trust 2010-A, a Delaware statutory trust.

The Sponsor sold and assigned the pool of initial automobile loan contracts to AFS Sensub Corp., the Depositor, a Nevada corporation. The Depositor then sold the pool of sub-prime automobile loan contracts to the Issuing Entity and is the sole-owner of the certificate of the Issuing Entity.

General Motors Financial of Canada, Ltd. (f/k/a AmeriCredit Financial Services of Canada, Ltd.), or GMF of Canada, is a subsidiary of the Sponsor and General Motors Financial Company, Inc. (f/k/a AmeriCredit Corp.) and is an affiliated servicer. GMF of Canada will service a portion of automobile loan contracts in the United States on behalf of the Issuing Entity through its service center in Peterborough, Ontario.

Other parties:

(1)	Servicer contemplated by Item 1108(a)(3). - There are no other servicers affiliated with the Sponsor, Depositor, or Issuing Entity.

(2)	Trustee – Wells Fargo Bank, National Association, serves as the Trustee and is not affiliated with the Sponsor, Depositor, or Issuing Entity.

(3)	Originator – There is no other originator affiliated with the Sponsor, Depositor, or Issuing Entity.

(4)	Significant Obligors – There are no significant obligors affiliated with the Sponsor, Depositor, or Issuing Entity.

(5)	Enhancement or Support Provider – AGC is an enhancement provider but is not affiliated with the Sponsor, Depositor, or Issuing Entity.

(6)	Any other material parties – There are no other material parties related to the asset-backed securities.

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

ITEM 1122 OF REGULATION AB. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA.

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2010.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

The Servicer has complied, in all material respects, with the Applicable Servicing Criteria.

ITEM 1123 OF REGULATION AB, SERVICER COMPLIANCE STATEMENT

The following documents are filed as part of this report.

Exhibit Number	Description

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2010-A has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-A

By:	AMERICREDIT FINANCIAL SERVICES, INC.
as sponsor and as servicer

By:	/s/Chris A. Choate
Name: Chris A. Choate
Title: Executive Vice President, Chief Financial Officer and Treasurer
Dated: March 28, 2011

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

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2010-A

Exhibit Number	Description

Exhibit 4.1	Indenture, dated as of March 25, 2010, between AmeriCredit Automobile Receivables Trust 2010-A and Wells Fargo Bank, National Association, as Trustee and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.2	Amended and Restated Trust Agreement, dated as of March 25, 2010, between AFS Sensub Corp. and Wilmington Trust Company, as Owner Trustee. - (incorporated by reference from Exhibit 4.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 4.3	Sale and Servicing Agreement, dated as of March 25, 2010, among AmeriCredit Automobile Receivables Trust 2010-A, AmeriCredit Financial Services, Inc., as Servicer, AFS Sensub Corp. and Wells Fargo Bank, National Association, as Backup Servicer and Trust Collateral Agent. - (incorporated by reference from Exhibit 4.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.1	Purchase Agreement, dated as of March 25, 2010, between AmeriCredit Financial Services, Inc., as Seller and AFS Sensub Corp., as Purchaser. -(incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.2	Indemnification Agreement, dated as of March 26, 2010, among Assured Guaranty Corp., AFS Sensub Corp. and Credit Suisse Securities (USA) LLC and DB Securities, Inc - (incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.3	Insurance and Indemnity Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, AFS Sensub Corp., AmeriCredit Financial Services, Inc., and AmeriCredit Corp. - (incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.4	Premium Letter, dated March 31, 2010, among AFS Sensub Corp., AmeriCredit Corp. and Wells Fargo Bank, National Association, as Trust Collateral Agent. - (incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.5	Spread Account Agreement, dated as of March 25, 2010, among Assured Guaranty Corp., AmeriCredit Automobile Receivables Trust 2010-A, and Wells Fargo Bank, National Association - (incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.6	Financial Guaranty Insurance Policy, dated as of March 31, 2010, and delivered by Assured Guaranty Corp. - (incorporated by reference from Exhibit 10.6 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.8	Custodian Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., as Custodian, Assured Guaranty Corp., and Wells Fargo Bank, National Association, as Trust Collateral Agent - (incorporated by reference from Exhibit 10.8 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.9	Lockbox Account Agreement, dated as of March 25, 2010, among JPMorgan Chase Bank, N.A., as Processor, AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee. - (incorporated by reference from Exhibit 10.9 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 10.10	Lockbox Processing Agreement, dated as of March 25, 2010, among AmeriCredit Financial Services, Inc., Wells Fargo Bank, National Association, as Trustee, and Regulus Group II LLC, as Processor. - (incorporated by reference from Exhibit 10.10 of the Current Report on Form 8-K filed by AmeriCredit Automobile Receivables Trust 2010-A (File No. 333-146701-06) with the SEC on April 6, 2010).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification (Section 302 Certification).

Exhibit 33.1	Management’s Assertion Regarding Compliance with Applicable Servicing Criteria concerning servicing activities of AmeriCredit Financial Services, Inc. and its subsidiaries for the year ended December 31, 2010.

Exhibit 33.2	Assessment of Compliance with Applicable Servicing Criteria (Wells Fargo Bank, National Association).

Exhibit 34.1	Report of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

Exhibit 34.2	Report of Independent Registered Public Accounting Firm (KPMG LLP).

Exhibit 35.1	Servicer Compliance Statement of AmeriCredit Financial Services, Inc.

Exhibit 99.1	Copy of the audited consolidated financial statements of Assured Guaranty Corp. and its subsidiaries (incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by Assured Guaranty LTD (File No.001-32141) with the SEC on March 01, 2011).